Form 10-K/A
period 2015-12-31
Harley-Davidson Motorcycle Trust 2015-1
filed 2016-08-25
CIK 1629958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________________

FORM 10-K/A
(Amendment No. 1)
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
Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE
This Amendment No. 1 (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, originally filed March 28, 2016 (the “Original Form 10-K”), is being filed solely to refile Exhibit 31.1 to the Original Form 10-K in amended form to conform to the signature requirements of Item 601(b)(31)(ii) of Regulation S-K.
No other changes have been made to the Original Form 10-K other than described above. This Amendment does not reflect subsequent events occurring after the date of the Original Form 10-K or modify or update any disclosures set forth in the Original Form 10-K except as to Exhibit 31.1 hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to report to be signed on its behalf by the undersigned hereunto duly authorized.

HARLEY-DAVIDSON MOTORCYCLE TRUST 2015-1

	By:	Harley-Davidson Credit Corp., as Servicer

	By:	/s/ James Darrell Thomas
James Darrell Thomas
Vice President, Treasurer and Assistant Secretary (senior officer in charge of the servicing function)

August 25, 2016

EXHIBIT INDEX TO FORM 10-K/A

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

31.1	Amended Rule 13a-14(d)/15d-14(d) certification of the senior officer in charge of servicing function of HDCC.

33.1*	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of HDCC for the year ended December 31, 2015.

33.2*	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of The Bank of New York Mellon Trust Company, N.A. for the year ended December 31, 2015.

34.1*	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to HDCC.

34.2*	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon Trust Company, N.A.

35.1*	Servicer Compliance Statement of HDCC for the period from January 28, 2015 through December 31, 2015.

* Previously filed with the Original Form 10-K.