Form 10-K
period 2016-12-31
Harley-Davidson Motorcycle Trust 2015-1
filed 2017-03-23
CIK 1629958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________________

FORM 10-K
_______________________

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

     Not Applicable.

Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).

     Not Applicable.

Item 1117 of Regulation AB. Legal Proceedings.

     There are no legal proceedings pending, or any proceedings known to be contemplated by governmental authorities, against the servicer, sponsor, the depositor or the issuing entity that are material to the holders of notes. To the knowledge of the issuing entity, there are no legal proceedings pending, or any proceedings known to be contemplated by governmental authorities, against Wilmington Trust, National Association (the “Owner Trustee”) or The Bank of New York Mellon Trust Company, N.A. (the “Indenture Trustee”) that are material to the holders of notes.

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
Annual losses on retail motorcycle loans that HDCC or its affiliates originated and that HDCC services were 1.80% during 2016 compared to 1.42% in 2015. The 30-day delinquency rate for such retail motorcycle loans at December 31, 2016 increased to 4.12% from 3.78% at December 31, 2015. Credit losses were higher as a result of deteriorating performance across the portfolio, lower used motorcycle values at auction, and continued unfavorable repayment performance in the regions of the U.S. that are economically dependent on the energy sector. HDCC believes its retail credit losses may continue to increase over time due to changing consumer credit behavior and efforts to increase loan approvals to sub-prime borrowers, as well as actions that Harley-Davidson has taken and could take that impact motorcycle values. Increases in the frequency of loss and decreases in the value of repossessed Harley-Davidson branded motorcycles also adversely impact credit losses. If there are adverse circumstances that involve a material decline in values of Harley-Davidson branded motorcycles, those circumstances or any related decline in resale values for Harley-Davidson branded motorcycles could contribute to increased delinquencies and credit losses. The assets owned by the Trust may experience credit losses at rates that are the same as, greater than or less than those of the retail motorcycle loans that HDCC or its affiliates originated and HDCC services taken as a whole.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

     Each of HDCC and the Indenture Trustee (each, a “Servicing Participant”) has been identified by the Trust as a party participating in the servicing function during the reporting period with respect to the pool assets held by the Trust. Each Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the Trust’s fiscal year ending

December 31, 2016, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each Servicing Participant has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K. No Report on Assessment or the related Attestation Report has identified any material instance of noncompliance with the servicing criteria identified in such Report on Assessment as applicable to the related Servicing Participant.

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

31.1	Rule 13a-14(a)/15d-14(a) Certification of the senior officer in charge of servicing function of HDCC.

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of HDCC for the year ended December 31, 2016.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of The Bank of New York Mellon Trust Company, N.A. for the year ended December 31, 2016.

34.1	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to HDCC.

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon Trust Company, N.A.

35.1	Servicer Compliance Statement of HDCC for the period from January 1, 2016 through December 31, 2016.

(c)	Not Applicable.

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

March 23, 2017

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

31.1	Rule 13a-14(a)/15d-14(a) Certification of the senior officer in charge of servicing function of HDCC.

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of HDCC for the year ended December 31, 2016.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of The Bank of New York Mellon Trust Company, N.A. for the year ended December 31, 2016.

34.1	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to HDCC.

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon Trust Company, N.A.

35.1	Servicer Compliance Statement of HDCC for the period from January 1, 2016 through December 31, 2016.